Form 10-Q/A
period 2021-03-31
Property Solutions Acquisition Corp. II
filed 2021-07-26
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ◻

As of July 23, 2021, there were 32,839,000 shares of Class A common stock, $0.0001 par value and 7,925,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

This Amendment No.1 to our Quarterly Report on Form 10-Q/A (the “10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission on July 23, 2021 (the “Original Form 10-Q”).

The purpose of the 10-Q/A is to disclose financial information and certain cover page information of the Original Form 10-Q in XBRL format, which were not disclosed in the Original Form 10-Q. No additional changes, revisions, or updates have been made to the original Form 10-Q in this 10-Q/A. This Amendment No. 1 to the Original Form 10-Q speaks as of the original filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. As a result of On March 8, 2021, the underwriter’s election to partially exercise the over-allotment option to purchase an additional 1,700,000 Units and forfeited their option to purchase and additional 2,800,000 Units.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated March 3, 2021, by and between the Company and EarlyBirdCapital, Inc., as representative of the underwriters.
3.1	Amended and Restated Certificate of Incorporation of the Company.(1)
4.1	Warrant Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.1	Investment Management Trust Agreement, dated March 3, 2021, between the Company and Continental Stock Transfer & Trust Company. (1)
10.2	Registration Rights Agreement, dated March 3, 2021, by and among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto. (1)
10.3	Private Placement Units Purchase Agreement, dated March 3, 2021, between the Company and Property Solutions Acquisition Sponsor II, LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated March 3, 2021, between the Company and EarlyBirdCapital, Inc. (1)
10.5	Letter Agreement, dated March 3, 2021, by and among the Company, the Sponsor and each director and officer of the Company. (1)
10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252763) filed on February 5, 2021). (1)
10.7	Administrative Services Agreement, dated March 3, 2021, between the Registrant and the Benchmark RE Group LLC. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 3, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: July 26, 2021	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2021	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)