Form 10-Q
period 2021-06-30
Property Solutions Acquisition Corp. II
filed 2021-08-16
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 13, 2021, there were 23,503,146 units, 9,335,854 shares of Class A common stock, $0.0001 par value, and 7,925,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,176,756	$165,000
Prepaid expenses	378,567	—
Total Current Assets	1,555,323	165,000

Deferred offering costs	—	193,118
Marketable securities held in Trust Account	317,016,311	—
TOTAL ASSETS	$318,571,634	$358,118

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$148,904	$1,540
Accrued offering costs	344,207	133,118
Promissory note - related party	—	200,000
Total Current Liabilities	493,111	334,658

Warrant Liability	9,843,048	—
Deferred underwriting fee payable	11,095,000	—
Total Liabilities	21,431,159	334,658

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 29,214,047 and no shares at redemption value of $10.00 and $0.00 at June 30, 2021 and December 31, 2020, respectively	292,140,474	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,624,953 and no shares issued and outstanding (excluding 29,214,047 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	362	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,925,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	793	863
Additional paid-in capital	8,296,399	24,137
Accumulated deficit	(3,297,553)	(1,540)
Total Stockholders’ Equity	5,000,001	23,460
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$318,571,634	$358,118

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation expenses	$(180,189)	$306,377
Gain (Loss) from operations	180,189	(306,377)

Other expense:
Interest earned on marketable securities held in Trust Account	11,335	16,311
Change in fair value of warrant liability	(3,091,205)	(2,603,120)
Transaction costs allocable to warrant liability	—	(402,847)
Other expense, net	(3,079,870)	(2,989,636)

Loss before income taxes	(2,899,681)	(3,296,013)
Provision for income taxes	—	—
Net loss	$(2,899,681)	$(3,296,013)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	29,504,015	29,503,884

Basic and diluted net income per share, Class A common stock subject to redemption	$—	$—

Basic and diluted weighted average shares outstanding, Common stock	11,259,985	9,868,250

Basic and diluted net loss per share, Common stock	$(0.26)	$(0.33)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021 (Audited)	—	$—	8,625,000	$863	$24,137	$(1,540)	$23,460

Sale of 31,700,000 Units, net of underwriting discounts	31,700,000	3,170	—	—	292,205,256	—	292,208,426

Sale of 839,000 Private Placement Units	839,000	84	—	—	8,203,648	—	8,203,732

Issuance of Representative Shares	300,000	30	—	—	840	—	870

Forfeiture of Founder Shares	—	—	(700,000)	(70)	70	—	—

Common stock subject to possible redemption	(29,504,015)	(2,951)	—	—	(295,037,199)	—	(295,040,150)

Net loss	—	—	—	—	—	(396,332)	(396,332)

Balance — March 31, 2021	3,334,985	$333	7,925,000	$793	$5,396,752	$(397,872)	$5,000,006

Common stock subject to possible redemption	289,968	29	—	—	2,899,647	—	2,899,676

Net loss	—	—	—	—	—	(2,899,681)	(2,899,681)

Balance — June 30, 2021	3,624,953	$362	7,925,000	$793	$8,296,399	$(3,297,553)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,296,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(16,311)
Change in fair value of warrant liability	2,603,120
Offering cost allocable to warrant liabilities	402,827
Changes in operating assets and liabilities:
Prepaid expenses	(378,567)
Accrued expenses	147,364
Net cash used in operating activities	(537,580)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(317,000,000)
Net cash used in investing activities	(317,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	310,660,000
Proceeds from sale of Private Placement Units	8,390,000
Proceeds from issuance of Representative Shares	870
Repayment of promissory note-related party	(200,000)
Payment of offering costs	(301,534)
Net cash provided by financing activities	318,549,336

Net Change in Cash	1,011,756
Cash — Beginning of period	165,000
Cash — End of period	$1,176,756

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$358,417
Initial classification of Class A common stock subject to possible redemption	$295,033,660
Change in value of Class A common stock subject to possible redemption	$(2,893,186)
Deferred underwriting fee payable	$11,095,000
Forfeiture of Founder Shares	$(70)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Property Solutions Acquisition Corp. II (the “Company”) was incorporated in Delaware on October 29, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 805,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Property Solutions Acquisition Sponsor II, LLC (the “Sponsor”) and EarlyBirdCapital,Inc. (“EarlyBirdCapital”), generating gross proceeds of $8,050,000, which is described in Note 5.

On March 12, 2021, the underwriters partially exercised their over-allotment option (see Note 4), resulting in an additional 1,700,000 Units issued for an aggregate amount of $17,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, the Company also consummated the sale of an additional 34,000 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $340,000 (see Note 5).

Transaction costs amounted to $18,140,741, consisting of $6,340,000 of underwriting fees, $11,095,000 of deferred underwriting fees and $705,741 of other offering costs.

Following the closing of the Initial Public Offering on March 8, 2021 and the partial exercise of the underwriter’s over-allotment option on March 12, 2021, an amount of $317,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”), and are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 9), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all.

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

The Company will have until March 8, 2023 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Sponsor and EarlyBirdCapital have agreed to waive their liquidation rights with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or EarlyBirdCapital acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Financial Condition

As of June 30, 2021, the Company had $1,176,756 in its operating bank accounts and working capital of $1,128,879.

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

NOTE 2. REVISION OF PREVIOUSLY ISSSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Placement Warrants (collectively, with the Public Warrants, the “warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2020, there were no assets held in the Trust Account. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains or losses, if any, recognized through the statement of operations.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, primarily due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At June 30, 2021, weighted average shares were reduced for the effect of an aggregate of 425,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,143,250 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$11,335	$16,311
Less: interest available to be withdrawn for payment of taxes	(11,335)	(16,311)
Net income attributable	$—	$—
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,504,015	29,503,884
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss less Net Earnings
Net loss	$(2,899,681)	$(3,296,013)
Add: Net loss allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(2,899,681)	$(3,296,013)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	11,259,985	9,868,250
Basic and diluted net loss per share, Non-redeemable Common stock	$(0.26)	$(0.33)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On November 10, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 shares of Class B common stock (the “Founder Shares”). On February 4, 2021, the Company effectuated a 1:1.25 stock split of its Class B common stock and on March 3, 2021, the Company effectuated a 1.2 stock split of its Class B common stock, which resulted in an aggregate of 8,625,000 Founder Shares outstanding. The Founder Shares include an aggregate of up to 700,000 shares that remain subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option (see Note 8), so that the Sponsor and the Company’s independent directors will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Shares). As a result of the underwriters’ election to partially exercise their over-allotment option, a total of 425,000 Founder Shares are no longer subject to forfeiture and 700,000 Founder Shares were forfeited resulting in an aggregate of 7,925,000 Founder Shares outstanding.

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the reported closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property

Administrative Services Agreement

The Company agreed, commencing on March 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and general and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively, of which $10,000 of such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On November 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. As of June 30, 2021 and December 31, 2020, there was no and $200,000 outstanding under the Promissory Note. The outstanding amount of $200,000 was repaid at the closing of the Initial Public Offering on March 8, 2021.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 3, 2021, the holders of the Founder Shares and Representative Shares, as well as the holders of the Private Placement Units and any units that may be issued in payment of Working Capital Loans made to the Company, have registration rights to require the Company to register for resale of any of the Company’s securities held by them. The holder of these securities and the Sponsor are entitled to make unlimited demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights and stockholder agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. On March 8, 2021, the underwriter’s election to partially exercise the over-allotment option to purchase an additional 1,700,000 Units and forfeited their option to purchase an additional 2,800,000 Units.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 8, 2021, there were no shares of preferred stock issued or outstanding. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021, there were 3,624,953 shares of Class A common stock issued and outstanding, excluding 29,214,047 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were  7,925,000 and 8,625,000 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders) (excluding any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

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

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that during such 30 day period holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of our shares of Class A common stock (as defined below) except as otherwise described below; provided, further, that if the warrants are not exercised on a cashless basis or otherwise during such 30 day period, the Company shall redeem such warrants for $0.10 per share;
●	if, and only if, the Private Placement Warrants are also concurrently called for redemption at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
●	if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(e)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statements related to the Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	March 8,
Description	Level	2021	2021
Assets:
Marketable securities held in Trust Account	1	$317,016,311	$317,000,000

Liabilities:
Warrant Liability - Private Placement Warrants	3	$253,798	$186,678
Warrant Liability - Public Warrants	1	9,589,250	7,053,250

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Initial Measurement

The Company established the initial fair value for the Public and Private Placement Warrants on March 8, 2021, the date of the Company’s Initial Public Offering, using a binomial lattice model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes model which is considered a Level 3 measurement.

The key inputs into the binomial lattice model for the Private Placement Warrants were as follows at June 30, 2021:

Input
Risk-free interest rate	0.90%
Effective expiration date	7/23/2026
One-touch hurdle	$18.17
Dividend yield	0.00%
Expected volatility	19.6%
Exercise price	$11.50
Unit Price	$9.72

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021, the aggregate values of the Private Placement Warrants were $0.25 million.

The following table presents the changes in the fair value of warrant liabilities:

Private Placement
Warrant Liability
Fair value as of January 1, 2021	$—
Issuance of warrants on March 8, 2021 (IPO)	6,854,113
Issuance of warrants on March 12, 2021 (Over Allotment)	385,815
Change in valuation inputs or other assumptions	(2,603,120)
Fair value as of June 30, 2021	$9,843,048

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $9,589,250.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $2,899,681, which consists of change in fair value of warrant liability of $3,091,205, offset by interest income on marketable securities held in the Trust Account of $11,335 and operating costs of $180,189.

For the six months ended June 30, 2021, we had a net loss of $3,296,013, which consists of operating costs of $306,377, transaction costs allocated to warrants of $402,827 and change in fair value of warrant liability of $2,603,120, offset by interest income on marketable securities held in the Trust Account of $16,311.

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

For the six months ended June 30, 2021, cash used in operating activities was $537,580. Net loss of $3,296,013 was affected by transaction costs allocated to warrants of $402,827, change in fair value of warrant liability of $2,603,120 and interest earned on marketable securities held in the Trust Account of $16,311. Changes in operating assets and liabilities used $231,203 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $317,016,311 (including approximately $16,311 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $1,176,756. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”). As a result of the aforementioned public statement and under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Note 2 to the Financial Statement herein, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

None.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: August 16, 2021	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)