Form 10-Q
period 2021-09-30
Property Solutions Acquisition Corp. II
filed 2021-11-15
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of November 10, 2021, there were 8,971,365 units, 23,467,635 shares of Class A common stock, $0.0001 par value, and 7,925,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$642,392	$165,000
Prepaid expenses	311,182	—
Total Current Assets	953,574	165,000

Deferred offering costs	—	193,118
Marketable securities held in Trust Account	317,020,391	—
TOTAL ASSETS	$317,973,965	$358,118

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accrued expenses	$193,088	$1,540
Accrued offering costs	11,300	133,118
Promissory note - related party	—	200,000
Total Current Liabilities	204,388	334,658

Warrant Liability	5,612,978	—
Deferred underwriting fee payable	11,095,000	—
Total Liabilities	16,912,366	334,658

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 31,700,000 and no shares at redemption value of $10.00 and $0.00 at September 30, 2021 and December 31, 2020, respectively	317,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,139,000 and no shares issued and outstanding (excluding 31,700,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	114	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,925,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	793	863
Additional paid-in capital	—	24,137
Accumulated deficit	(15,939,308)	(1,540)
Total Stockholders’ (Deficit) Equity	(15,938,401)	23,460
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$317,973,965	$358,118

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating and formation expenses	$313,026	$619,403
Loss from operations	(313,026)	(619,403)

Other income:
Interest earned on marketable securities held in Trust Account	4,080	20,391
Change in fair value of warrant liability	4,230,070	1,626,950
Transaction costs allocable to warrant liability	—	(402,827)
Total Other income, net	4,234,150	1,244,514

Income before income taxes	3,921,124	625,111
Benefit from (Provision for) income taxes	—	—
Net income	$3,921,124	$625,111

Weighted average shares outstanding of Class A common stock	32,839,000	24,779,612

Basic and diluted net income per share, Class A commons stock	$0.10	$0.02

Weighted average shares outstanding of Class B common stock	7,925,000	7,820,696

Basic and diluted net income per share, Class B common stock	$0.10	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED September 30, 2021

(UNAUDITED)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,540)	$23,460

Sale of 839,000 Private Placement Units	839,000	84	—	—	8,203,648	—	8,203,732

Issuance of Representative Shares	300,000	30	—	—	840	—	870

Forfeiture of Founder Shares	—	—	(700,000)	(70)	70	—	—

Accretion to amount subject to redemption	—	—	—	—	(8,228,695)	(16,562,879)	(24,791,574)

Net loss	—	—	—	—	—	(396,332)	(396,332)

Balance — March 31, 2021 (Restated)	1,139,000	$114	7,925,000	793	$—	$(16,960,751)	$(16,959,844)

Net loss	—	—	—	—	—	(2,899,681)	(2,899,681)

Balance — June 30, 2021 (Restated)	1,139,000	$114	7,925,000	793	$—	$(19,860,432)	$(19,859,525)

Net income	—	—	—	—	—	3,921,124	3,921,124

Balance — September 30, 2021	1,139,000	$114	7,925,000	$793	$—	$(15,939,308)	$(15,938,401)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$625,111
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,391)
Change in fair value of warrant liability	(1,626,950)
Offering cost allocable to warrant liabilities	402,827
Changes in operating assets and liabilities:
Prepaid expenses	(311,182)
Accrued expenses	191,548
Net cash used in operating activities	$(739,037)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	$(317,000,000)
Net cash used in investing activities	$(317,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	$310,660,000
Proceeds from sale of Private Placement Units	8,390,000
Proceeds from issuance of Representative Shares	870
Repayment of promissory note-related party	(200,000)
Payment of offering costs	(634,441)
Net cash provided by financing activities	$318,216,429

Net Change in Cash	$477,392
Cash — Beginning of period	165,000
Cash — End of period	$642,392

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$358,417
Initial classification of Class A common stock subject to possible redemption, as revised	$317,000,000
Deferred underwriting fee payable	$11,095,000
Forfeiture of Founder Shares	$(70)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 805,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Property Solutions Acquisition Sponsor II, LLC (the “Sponsor”) and Early Bird Capital,Inc. (“Early Bird Capital”), generating gross proceeds of $8,050,000, which is described in Note 5.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and Early Bird Capital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 9), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Sponsor and Early Bird Capital have agreed to waive their liquidation rights with respect to the Founder Shares, Representative Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or Early Bird Capital acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Financial Condition

As of September 30, 2021, the Company had $642,392 in its operating bank accounts and working capital of $899,186.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 8, 2021 (audited)	Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$279,014,470	$20,985,530	$300,000,000
Class A common stock	$321	$(210)	$111
Additional paid-in capital	$5,383,190	$(5,383,190)	$—
Accumulated deficit	$(384,368)	$(15,602,130)	$(15,986,498)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(20,985,530)	$(15,985,524)

Balance Sheet as of March 31, 2021
Class A common stock subject to possible redemption	$295,040,150	$21,959,850	$317,000,000
Class A common stock	$333	$(219)	$114
Additional paid-in capital	$5,396,752	$(5,396,752)	$—
Accumulated deficit	$(397,872)	$(16,562,879)	$(16,960,751)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(21,959,850)	$(16,959,844)

Balance Sheet as of June 30, 2021
Class A common stock subject to possible redemption	$292,140,474	$24,859,526	$317,000,000
Class A common stock	$362	$(248)	$114
Additional paid-in capital	$8,296,399	$(8,296,399)	$—
Accumulated deficit	$(3,297,553)	$(16,562,879)	$(19,860,432)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(24,859,526)	$(19,859,525)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,503,366	(29,503,366)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,461,051	(8,461,051)	—
Weighted average shares outstanding of Class A common stock	—	8,392,189	8,392,189
Weighted average shares outstanding of Class B common stock	—	7,899,689	7,899,689
Basic and diluted loss per share, Class A common stock	$—	$(0.02)	$(0.02)
Basic and diluted loss per share, Class B common stock	$—	$(0.02)	$(0.02)

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,504,015	29,504,015	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	11,259,985	11,259,985	—
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.26)	$0.26	$—
Weighted average shares outstanding of Class A common stock	—	32,839,000	32,839,000
Weighted average shares outstanding of Class B common stock	—	9,064,000	9,064,000
Basic and diluted loss per share, Class A common stock	—	(0.07)	(0.07)
Basic and diluted loss per share, Class B common stock	$—	$(0.07)	$(0.07)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	29,503,884	(29,503,884)	—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,868,250	(9,868,250)	—
Basic and diluted net (loss) income per share, Non-redeemable common stock	$(0.33)	$0.33	$—
Weighted average shares outstanding of Class A common stock	—	20,683,127	20,683,127
Weighted average shares outstanding of Class B common stock	—	8,485,061	8,485,061
Basic and diluted loss per share, Class A common stock	—	(0.11)	(0.11)
Basic and diluted loss per share, Class B common stock	$—	$(0.11)	$(0.11)

Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021
Sale of 31,700,000 Units, net of underwriting discounts	$292,208,426	$(292,208,426)	$—
Common stock subject to possible redemption	$(295,040,150)	$295,040,150	$—
Accretion to amount subject to redemption	$—	$(24,791,574)	$(24,791,574)

Statement of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021
Common stock subject to possible redemption	$2,899,676	$(2,899,676)	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021
Initial classification of Class A common stock	$295,033,660	$21,966,340	$317,000,000
Change in value of Class A common stock subject to possible redemption	$6,490	$(6,490)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021
Initial classification of Class A common stock	$295,033,660	$21,966,340	$317,000,000
Change in value of Class A common stock subject to possible redemption	$(2,893,186)	$2,893,186	$—

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 5, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates require management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020, there were no assets held in the Trust Account.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Binomial lattice model, specifically a binomial lattice model.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit

At September 30, 2021, the Class A common stock reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$317,000,000
Less:
Proceeds allocated to Public Warrants	$(7,053,250)
Class A common stock issuance costs	$(17,738,324)
Plus:
Accretion of carrying value to redemption value	$24,791,574
Class A common stock subject to possible redemption	$317,000,000

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, primarily due to the valuation allowance recorded on the Company’s net operating losses.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At September 30, 2021, weighted average shares were reduced for the effect of an aggregate of 425,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 8,143,250 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months		Nine Months
	Ended		Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$3,158,811	$762,313	$475,149	$149,962
Denominator:
Basic and diluted weighted average common shares outstanding	$32,839,000	$7,925,000	$24,779,612	$7,820,696
Basic and diluted net income per common share	$0.10	$0.10	$0.02	$0.02

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, excluding the Warrant liability (see Note 11).

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Early Bird Capital purchased an aggregate of 805,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. The Sponsor purchased 655,000 Private Placement Units and Early Bird Capital purchased 150,000 Private Placement Units. The Sponsor has agreed to purchase up to an additional 67,500 Private Placement Units and Early Bird Capital has agreed to purchase up to an additional 22,500 Private Placement Units if the over-allotment option is exercised in full. On March 12, 2021, the Sponsor and Early Bird Capital purchased 34,000 Private Placement Units for an additional aggregate purchase price of $340,000 in connection with the partial exercise of the underwriter’s over-allotment option. Each Private Placement Unit consists of one share of Class A common stock (“Private Share”) and one-fourth of one redeemable warrant (“Private Placement Warrant”). Each Private Placement Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per full share, subject to adjustment (see Note 9). The proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

The Company agreed, commencing on March 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and general and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively, of which $10,000 of such amount is included in accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On November 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

on the earlier of (i) December 31, 2021, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. As of September 30, 2021 and December 31, 2020, there was no and $200,000 outstanding under the Promissory Note. The outstanding amount of $200,000 was repaid at the closing of the Initial Public Offering on March 8, 2021.

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

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on March 3, 2021, the holders of the Founder Shares and Representative Shares, as well as the holders of the Private Placement Units and any units that may be issued in payment of Working Capital Loans made to the Company, have registration rights to require the Company to register for resale of any of the Company’s securities held by them. The holder of these securities and the Sponsor are entitled to make unlimited demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. Notwithstanding anything to the contrary, Early Bird Capital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, Early Bird Capital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration rights and stockholder agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 8, 2021, there were no shares of preferred stock issued or outstanding. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2021, there were 32,839,000 shares of Class A common stock issued and outstanding, including 31,700,000 Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were  7,925,000 and 8,625,000 shares of common stock issued and outstanding, respectively.

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

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the ninetieth day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

September 30, 2021

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

Representative Shares

The Company issued 300,000 shares of common stock (the “Representative Shares”) to the designees of Early Bird Capital for an aggregate purchase price of $870. The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of the Representative Shares to be $3,000,000, based upon the price of the Units sold in the Initial Public Offering. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

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

September 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	March 8,
Description	Level	2021	2021
Assets:
Marketable securities held in Trust Account	1	$317,020,391	$317,000,000

Liabilities:
Warrant Liability - Private Placement Warrants	3	$144,728	$186,678
Warrant Liability - Public Warrants	1	5,468,250	7,053,250

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes model which is considered a Level 3 measurement.

The key inputs into the binomial lattice model for the Private Placement Warrants were as follows at September 30, 2021:

Input
Risk-free interest rate	0.96%
Effective expiration date	7/23/2026
One-touch hurdle	$18.13
Dividend yield	0.00%
Expected volatility	13.9%
Exercise price	$11.50
Unit Price	$9.67

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021, the aggregate values of the Private Placement Warrants were $0.14 million.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public
	Warrant Liability	Warrant Liability
Fair value as of January 1, 2021	$—	$—
Issuance of warrants on March 8, 2021 (IPO)	179,113	6,675,000
Issuance of warrants on March 12, 2021 (Over Allotment)	7,565	378,250
Change in valuation inputs or other assumptions	(41,950)	2,536,000
Transfers out of Level 3 to Level 1	—	(9,589,250)
Fair value as of September 30, 2021	$144,728	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $9,589,250. For the three months ended September 30, 2021 there were no transfers from Level 3 measurements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $3,921,124, which consists of change in fair value of warrant liability of $4,230,070 and interest earned on marketable securities held in Trust Account of $4,080, offset by operating costs of $313,026.

For the nine months ended September 30, 2021, we had a net income of $625,111, which consists of change in fair value of warrant liability of $1,626,950 and interest earned on marketable securities held in Trust Account of $20,391, offset by transaction related to warrant liability of $402,827 and operating cost of $619,403.

Liquidity and Capital Resources

On March 8, 2021, we consummated the Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 805,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and Early Bird Capital, generating gross proceeds of $8,050,000.

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

For the nine months ended September 30, 2021, cash used in operating activities was $739,037. Net income of $625,111 was affected by transaction costs allocated to warrants of $402,827, change in fair value of warrant liability of $1,626,950 and interest earned on marketable securities held in the Trust Account of $20,391. Changes in operating assets and liabilities used $119,634 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $317,020,391 (including approximately $20,391 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $642, 392. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: November 15, 2021	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)