Form 10-Q
period 2022-03-31
Property Solutions Acquisition Corp. II
filed 2022-05-23
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, 5,703,594 units, each unit consisting of one share of Class A common stock and one-fourth of one warrant, 27,135,406 shares of Class A common stock, $0.0001 par value, and 7,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$320,242	$531,984
Prepaid expenses- Short-term	234,870	209,207
Total Current Assets	555,112	741,191

Prepaid expenses- Long-term	—	34,590
Marketable securities held in Trust Account	317,079,414	317,025,510
TOTAL ASSETS	$317,634,526	$317,801,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$465,130	$285,139
Total Current Liabilities	465,130	285,139

Warrant Liability	2,672,299	4,629,712
Deferred underwriting fee payable	11,095,000	11,095,000
Total Liabilities	14,232,429	16,009,851

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 31,700,000 shares at redemption value of $10.00 at March 31, 2022 and December 31, 2021	317,000,000	317,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,139,000 shares issued and outstanding (excluding 31,700,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	114	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,925,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	793	793
Additional paid-in capital	—	—
Accumulated deficit	(13,598,810)	(15,209,467)
Total Stockholders’ Deficit	(13,597,903)	(15,208,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$317,634,526	$317,801,291

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Operating and formation expenses	$400,660	$486,566
Loss from operations	(400,660)	(486,566)

Other income (expense):
Interest earned on marketable securities held in Trust Account	56,916	4,976
Unrealized loss on marketable securities held in Trust Account	(3,012)	—
Change in fair value of warrant liability	1,957,413	488,085
Change in fair value of over-allotment liability	—	183,877
Transaction costs allocable to warrant liabilities	—	(402,827)
Transaction costs allocable to representative shares	—	(68,476)
Total Other income, net	2,011,317	205,635

Income (Loss) before income taxes	1,610,657	(280,931)
Net income (loss)	$1,610,657	$(280,931)

Weighted average shares outstanding of Class A common stock	32,839,000	8,392,189

Basic and diluted net income (loss) per share, Class A commons stock	$0.04	$(0.02)

Weighted average shares outstanding of Class B common stock	7,925,000	7,899,689

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2022	1,139,000	$114	7,925,000	$793	$—	$(15,209,467)	$(15,208,560)

Net income	—	—	—	—	—	1,610,657	1,610,657

Balance — March 31, 2022	1,139,000	$114	7,925,000	$793	$—	$(13,598,810)	$(13,597,903)

THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,540)	$23,460

Sale of 839,000 Private Placement Units	839,000	84	—	—	8,203,648	—	8,203,732

Issuance of Representative Shares	300,000	30	—	—	2,999,970	—	3,000,000

Forfeiture of Founder Shares	—	—	(700,000)	(70)	70	—	—

Remeasurement to amount subject to redemption	—	—	—	—	(11,227,825)	(16,690,878)	(27,918,703)

Net loss	—	—	—	—	—	(280,931)	(280,931)

Balance — March 31, 2021	1,139,000	$114	7,925,000	$793	$—	$(16,973,349)	$(16,972,442)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months
	Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$1,610,657	$(280,931)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(56,916)	(4,976)
Unrealized loss on marketable securities held in Trust Account	3,012	—
Change in fair value of warrant liability	(1,957,413)	(488,085)
Change in fair value of over-allotment liability	—	(183,877)
Transaction costs allocable to representative shares	—	68,476
Transaction costs allocable to warrant liabilities	—	402,827
Changes in operating assets and liabilities:
Prepaid expenses	8,927	(397,785)
Accrued expenses	179,991	468,836
Net cash used in operating activities	(211,742)	(415,515)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(317,000,000)
Net cash used in investing activities	—	(317,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	310,660,000
Proceeds from sale of Private Placement Units	—	8,390,000
Proceeds from issuance of Representative Shares	—	870
Repayment of promissory note-related party	—	(200,000)
Payment of offering costs	—	(169,206)
Net cash provided by financing activities	—	318,681,664

Net Change in Cash	(211,742)	1,266,149
Cash — Beginning of period	531,984	165,000
Cash — End of period	$320,242	$1,431,149

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$347,117
Initial classification of over-allotment liability	$—	$294,078
Initial classification of Public Warrants	$—	$7,053,250
Initial classification of Private Warrants	$—	$186,678
Deferred underwriting fee payable	$—	$11,095,000
Forfeiture of Founder Shares	$—	$(70)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 805,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Property Solutions Acquisition Sponsor II, LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $8,050,000, which is described in Note 5.

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

March 31, 2022

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and EarlyBirdCapital have agreed to vote their Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 7), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to convert any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, public stockholders may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

March 31, 2022

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $320,242 in its operating bank accounts and working capital of $169,396, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of December 31, 2021, Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company did not record a liability related to the underwriter’s option to exercise their over-allotment. Additionally, the Company did not appropriately apply the correct equity presentation or allocation of offering costs related to the Company’s issued representative shares. Both of these errors were recorded and presented within the financial statements as of December 31, 2021. This revision note is presenting the changes from the previously reported balances to the adjusted balances as of and for the three months ended March 31, 2021 for comparative puproses of these condensed financial statemets. These errors resulted in an adjustment to total liabilities and accumulated deficit within the condensed balance sheet.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Balance Sheet as of March 31, 2021	Reported	Adjustment	As Revised
Over-allotment liability	$—	$12,598	$12,598
Total liabilities	$18,793,754	$12,598	$18,806,352
Accumulated deficit	$(16,960,751)	$(12,598)	$(16,973,349)
Total Stockholders’ Deficit	$(19,959,844)	$(12,598)	$(16,972,442)

	As Previously
Statement of Operations for Three Months Ended March 31, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$183,877	$183,877
Transaction costs allocable to representative shares	$—	$(68,476)	$(68,476)
Net Loss	$(396,332)	$115,401	$(280,931)

	As Previously
Statement of Stockholders’ Deficit for Three Months Ended March 31, 2021	Reported	Adjustment	As Revised
Issuance of Representative Shares	$870	$2,999,130	$3,000,000
Remeasurement to amount subject to redemption	$(24,791,574)	$(3,127,129)	$(27,918,703)
Net Loss	$(396,332)	$115,401	$(280,931)
Total Stockholders’ Deficit	$(19,959,844)	$(12,598)	$(16,972,442)

	As Previously
Statement of Cash Flows for Three Months Ended March 31, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$(183,877)	$(183,877)
Transaction costs allocable to representative shares	$—	$68,476	$68,476
Net Loss	$(396,332)	$115,401	$(280,931)
Initial classification of over-allotment liability	$—	$294,078	$294,078

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Warrant Liabilities

The Company accounts for the Public Warrants (as defined in Note 4) and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value in respect of each reporting period. This liability is subject to re-measurement at each balance sheet date until the Warrants are exercised, and any change in fair value is recognized in the statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Binomial lattice model.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$317,000,000
Less:
Proceeds allocated to Public Warrants	$(7,053,250)
Class A common stock issuance costs	$(20,865,453)
Plus:
Accretion of carrying value to redemption value	$27,918,703
Class A common stock subject to possible redemption	$317,000,000

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than -not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,134,750 Class A common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months		Three Months
	Ended		Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,297,526	$313,131	$(144,712)	$(136,219)
Denominator:
Basic and diluted weighted average common shares outstanding	$32,839,000	$7,925,000	$8,392,189	$7,899,689
Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.02)	$(0.02)

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

Recent Accounting Standards

In August 2020. The FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’ Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 in the current quarter. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

March 31, 2022

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The value of the transferred Founders Shares on the grant date of February 18, 2021 was $6.91 per share for a total aggregate value of $373,140. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on March 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and general and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $10,000 in fees for these services, respectively, of which $10,000 and $0 of such amount is included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Promissory Note — Related Party

On November 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note. The outstanding amount of $200,000 was repaid at the closing of the Initial Public Offering on March 8, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2022 or December 31, 2021, no amounts have been withdrawn or are outstanding relating to these Working Capital Loans.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 8, 2021, there were no shares of preferred stock issued or outstanding. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 32,839,000 shares of Class A common stock issued and outstanding, including 31,700,000 Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 7,925,000 shares of common stock issued and outstanding.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

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

March 31, 2022

(UNAUDITED)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$317,079,414	$317,025,510

Liabilities:
Warrant Liability - Private Placement Warrants	3	$68,904	$119,375
Warrant Liability - Public Warrants	1	$2,603,395	$4,510,337

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes model which is considered a Level 3 measurement.

The key inputs into the binomial lattice model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

	March 31,	December 31,
Input	2022	2021
Risk-free interest rate	2.42%	1.19%
Effective expiration date	7/23/2026	7/23/2026
Dividend yield	0.00%	0.00%
Expected volatility	6.9%	12.1%
Exercise price	$11.50	$11.50
Unit Price	$9.78	$9.71

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants were $0.07 million and $0.12 million, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022:

Private Placement
Warrant Liability
Fair value as of December 31, 2021	$119,375
Change in valuation inputs or other assumptions	(50,471)
Fair value as of March 31, 2022	$68,904

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2021:

	Private Placement	Public
	Warrant Liability	Warrant Liability
Fair value as of January 31, 2021	$—	$—
Issuance of warrants on March 8, 2021 (IPO)	179,113	6,675,000
Issuance of warrants on March 12, 2021 (Over Allotment)	7,565	378,250
Change in valuation inputs or other assumptions	(12,585)	(475,500)
Fair value as of March 31, 2021	$174,093	$6,577,750

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three months ended March 31, 2022 and 2021, there were no transfers from Level 3 measurements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below,and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $1,610,657, which consists of change in fair value of warrant liability of $1,957,413 and interest earned on marketable securities held in Trust Account of $56,916, offset by unrealized loss on marketable securities held in the Trust Account of $3,012, and operating costs of $400,660.

For the three months ended March 31, 2021, we had a net loss of $280,931, which consists of operating costs of $486,566, transaction costs related to warrant liability of $402,827, transaction costs allocable to representative shares of 68,476, offset by change in fair value of warrant liability of $488,085, a change in fair value of over-allotment liability of $183,877, and interest earned on marketable securities held in Trust Account of $4,976.

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

For the three months ended March 31, 2022, cash used in operating activities was $211,742. Net income of $1,610,657 was affected by a change in fair value of warrant liability of $1,957,413 and interest earned on marketable securities held in the Trust Account of $56,916, and unrealized loss on marketable securities held in Trust Account of $3,012. Changes in operating assets and liabilities used $188,918 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $415,515. Net loss of $280,931 was affected by transaction costs allocated to warrants of $402,827 and transaction costs allocable to representative shares of 68,476, change in fair value of warrant liability of $488,085, a change in fair value of over-allotment liability of $183,877, and interest earned on marketable securities held in the Trust Account of $4,976. Changes in operating assets and liabilities provided $71,051 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $317,079,414 (including approximately $53,904 of interest income and net unrealized loss) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2022, we had cash of $320,242. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

The Company accounts for the warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjust the Private Placement Warrants to fair value at each reporting period. This liability is subject to re-

measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The warrants are valued using a binomial lattice model.

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

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: May 23, 2022	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: May 23, 2022	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)