Form 10-Q
period 2022-06-30
Property Solutions Acquisition Corp. II
filed 2022-08-22
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

(646) 502-9845

(Issuer’s telephone number)

Not Applicable

(Former name or former address, if changed since last report)

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

As of August 12, 2022, 4,645,704 units, each unit consisting of one share of Class A common stock and one-fourth of one warrant, 28,193,296 shares of Class A common stock, $0.0001 par value, and 7,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$132,197	$531,984
Prepaid expenses- Short-term	174,777	209,207
Total Current Assets	306,974	741,191

Prepaid expenses- Long-term	—	34,590
Marketable securities held in Trust Account	317,547,246	317,025,510
TOTAL ASSETS	$317,854,220	$317,801,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$527,433	$285,139
Income taxes payable	152,697	—
Total Current Liabilities	680,130	285,139

Warrant Liability	569,433	4,629,712
Deferred underwriting fee payable	11,095,000	11,095,000
Total Liabilities	12,344,563	16,009,851

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 31,700,000 shares at redemption value of $10.00 at June 30, 2022 and December 31, 2021	317,265,640	317,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,139,000 shares issued and outstanding (excluding 31,700,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	114	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,925,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	793	793
Additional paid-in capital	—	—
Accumulated deficit	(11,756,890)	(15,209,467)
Total Stockholders’ Deficit	(11,755,983)	(15,208,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$317,854,220	$317,801,291

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operational costs	$310,441	$161,221	$711,101	$306,377
Loss from operations	(310,441)	(161,221)	(711,101)	(306,377)

Other income (expense):
Interest earned on marketable securities held in Trust Account	619,444	11,335	676,360	16,311
Unrealized loss on marketable securities held in Trust Account	(151,612)	—	(154,624)	—
Change in fair value of warrant liability	2,102,866	(3,091,205)	4,060,279	(2,603,120)
Transaction costs allocable to representative shares	—	—	—	(68,476)
Change in fair value of over-allotment liability	—	12,598	—	196,475
Transaction costs allocable to warrant liabilities	—	—	—	(402,827)
Total other income (expense), net	2,570,698	(3,067,272)	4,582,015	(2,861,637)

Income (loss) before income taxes	2,260,257	(3,228,493)	3,870,914	(3,168,014)
Provision for income taxes	(152,697)	—	(152,697)	—
Net income (loss)	$2,107,560	$(3,228,493)	$3,718,217	$(3,168,014)

Basic weighted average shares outstanding, Class A Common stock subject to possible redemption	32,839,000	32,839,000	32,839,000	20,683,127

Basic net income (loss) per common share, Class A Common stock subject to possible redemption	$0.05	$(0.08)	$0.09	$(0.11)

Diluted weighted average shares outstanding, Class B Common stock subject to possible redemption	7,925,000	7,925,000	7,925,000	7,767,680

Diluted net income (loss) per share, Class B Common stock	$0.05	$(0.08)	$0.09	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,139,000	$114	7,925,000	$793	$—	$(15,209,467)	$(15,208,560)

Net income	—	—	—	—	—	1,610,657	1,610,657

Balance — March 31, 2022	1,139,000	114	7,925,000	793	$—	(13,598,810)	(13,597,903)

Remeasurement to amount subject to redemption	—	—	—	—	—	(265,640)	(265,640)

Net income	—	—	—	—	—	2,107,560	2,107,560

Balance — June 30, 2022	1,139,000	$114	7,925,000	$793	$—	$(11,756,890)	$(11,755,983)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,540)	$23,460

Sale of 839,000 Private Placement Units	839,000	84	—	—	8,203,648	—	8,203,732

Issuance of Representative Shares	300,000	30	—	—	2,999,970	—	3,000,000

Forfeiture of Founder Shares	—	—	(700,000)	(70)	70	—	—

Remeasurement to amount subject to redemption	—	—	—	—	(11,227,825)	(16,690,878)	(27,918,703)

Net loss	—	—	—	—	—	60,479	60,479

Balance — March 31, 2021	1,139,000	114	7,925,000	793	—	(16,631,939)	(16,631,032)

Net loss	—	—	—	—	—	(3,228,493)	(3,228,493)

Balance – June 30, 2021	1,139,000	$114	7,925,000	$793	$—	$(19,860,432)	$(19,859,525)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,718,217	$(3,168,014)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(676,360)	(16,311)
Unrealized loss on marketable securities held in Trust Account	154,624	—
Change in fair value of warrant liability	(4,060,279)	2,603,120
Change in fair value of over-allotment liability	—	(196,475)
Transaction costs allocable to representative shares	—	68,476
Transaction costs allocable to warrant liabilities	—	402,827
Changes in operating assets and liabilities:
Prepaid expenses	69,020	(378,567)
Accrued expenses	242,294	147,364
Income taxes payable	152,697	—
Net cash used in operating activities	(399,787)	(537,580)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(317,000,000)
Net cash used in investing activities	—	(317,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	310,660,000
Proceeds from sale of Private Placement Units	—	8,390,000
Proceeds from issuance of Representative Shares	—	870
Repayment of promissory note-related party	—	(200,000)
Payment of offering costs	—	(301,534)
Net cash provided by financing activities	—	318,549,336

Net Change in Cash	(399,787)	1,011,756
Cash — Beginning of period	531,984	165,000
Cash — End of period	$132,197	$1,176,756

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$358,417
Initial classification of Public Warrants	$—	$7,053,250
Initial classification of Private Warrants	$—	$186,678
Initial classification of over-allotment liability	$—	$294,078
Deferred underwriting fee payable	$—	$11,095,000
Forfeiture of Founder Shares	$—	$(70)
Remeasurement of common stock subject to possible redemption	$265,640	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $132,197 in its operating bank accounts and working capital of $61,147, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

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

JUNE 30, 2022

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of December 31, 2021, Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company did not record a liability related to the underwriter’s option to exercise their over-allotment. Additionally, the Company did not appropriately apply the correct equity presentation or allocation of offering costs related to the Company’s issued representative shares. Furthermore, the Company has revised operating costs for the three months ended March 31, 2021 and June 30, 2021 due to a reclassification of legal expenses between quarters. These errors were recorded and presented within the financial statements as of December 31, 2021. This revision note is presenting the changes from the previously reported balances to the adjusted balances as of and for the three and six months ended June 30, 2021 for comparative purposes of these condensed financial statements. These errors resulted in an adjustment to the net income.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Statement of Operations for the Three Months Ended March 31, 2021	Reported	Adjustment	As Revised
Formation and operational costs	$486,566	$(341,410)	$145,156
Net Income (Loss)	$(280,931)	$341,410	$60,479

	As Previously
Statement of Operations for the Three Months Ended June 30, 2021	Reported	Adjustment	As Revised
Formation and operational costs	$(180,189)	$341,410	$161,221
Change in fair value of over-allotment liability	$—	$12,598	$12,598
Net Loss	$(2,899,681)	$(328,812)	$(3,228,493)
Weighted average shares outstanding of Class B common stock	9,064,000	(1,139,000)	7,925,000
Basic net income (loss) per common share, Class A Common stock subject to possible redemption	$(0.07)	$(0.01)	$(0.08)
Basic net income (loss) per common share, Class B Common stock subject to possible redemption	$(0.07)	$(0.01)	$(0.08)

	As Previously
Statement of Operations for the Six Months Ended June 30, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$196,475	$196,475
Transaction costs allocable to representative shares	$—	$(68,476)	$(68,476)
Net Loss	$(3,296,013)	$127,999	$(3,168,014)
Weighted average shares outstanding of Class B common stock	8,485,061	(717,381)	7,767,680

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	As Previously
Statement of Stockholders’ Deficit for the Three Months Ended March 31, 2021	Reported	Adjustment	As Revised
Net Income (Loss)	$(280,931)	$341,410	$60,479

	As Previously
Statement of Stockholders’ Deficit for the Three Months Ended June 30, 2021	Reported	Adjustment	As Revised
Net Loss	$(2,899,681)	$(328,812)	$(3,228,493)

Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2021	Reported	Adjustment	As Revised
Issuance of Representative Shares	$870	$2,999,130	$3,000,000
Remeasurement to amount subject to redemption	$(24,791,574)	$(3,127,129)	$(27,918,703)
Net Loss	$(3,296,013)	$127,999	$(3,168,014)

	As Previously
Statement of Cash Flows for the Six Months Ended June 30, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$(196,475)	$(196,475)
Transaction costs allocable to representative shares	$—	$68,476	$68,476
Net Loss	$(3,296,013)	$127,999	$(3,168,014)
Initial classification of over-allotment liability	$—	$294,078	$294,078

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$317,000,000
Less:
Proceeds allocated to Public Warrants	(7,053,250)
Class A common stock issuance costs	(20,865,453)
Plus:
Remeasurement to amount subject to redemption	27,918,703
Class A common stock subject to possible redemption, December 31, 2021	317,000,000
Plus:
Remeasurement to amount subject to redemption	265,640
Class A common stock subject to possible redemption, June 30, 2022	$317,265,640

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company’s effective tax rate was 6.76% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 3.94% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,134,750 Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,697,826	$409,734	$(2,600,836)	$(627,657)	$2,995,352	$722,865	$(2,303,079)	$(864,936)
Denominator:
Basic and diluted weighted average ordinary share outstanding	32,839,000	7,925,000	32,839,000	7,925,000	32,839,000	7,925,000	20,683,127	7,767,680
Basic and diluted net income (loss) per ordinary share	$0.05	$0.05	$(0.08)	$(0.08)	$0.09	$0.09	$(0.11)	$(0.11)

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Recent Accounting Standards

In August 2020. The FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 in January 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

JUNE 30, 2022

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

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The value of the transferred Founders Shares on the grant date of February 18, 2021 was $6.91 per share for a total aggregate value of $373,140. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on March 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and general and administrative services. For the three months and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $10,000 of such amount is included in accrued expenses in the accompanying balance sheets. For the three months and six months ended June 30, 2021, the Company incurred $30,000 and $40,000 in fees for these services, respectively.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Promissory Note — Related Party

On November 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note. The outstanding amount of $200,000 was repaid at the closing of the Initial Public Offering on March 8, 2021.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2022 or December 31, 2021, no amounts have been withdrawn or are outstanding relating to these Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price, less the underwriting discounts and commissions. On March 12, 2021, the underwriter’s election to partially exercise the over-allotment option to purchase an additional 1,700,000 Units and forfeited their option to purchase an additional 2,800,000 Units.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $10,500,000 in the aggregate (or $12,075,000 in the aggregate if the underwriters’ over-allotment option is exercised in full). The deferred fee will become payable to the underwriters from the

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 8, 2021, there were no shares of preferred stock issued or outstanding. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 32,839,000 shares of Class A common stock issued and outstanding, including 31,700,000 Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 7,925,000 shares of common stock issued and outstanding.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in this prospectus and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the Sponsor agrees to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (after giving effect to any redemptions of shares of Class A common stock by public stockholders, excluding any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans). The Sponsor may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$317,547,246	$317,025,510

Liabilities:
Warrant Liability - Private Placement Warrants	3	$14,683	$119,375
Warrant Liability - Public Warrants	1	$554,750	$4,510,337

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Initial Measurement

The Company established the initial fair value for the Public and Private Placement Warrants on March 8, 2021, the date of the Company’s Initial Public Offering, using a binomial lattice model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fourth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes model which is considered a Level 3 measurement.

The key inputs into the binomial lattice model for the Private Placement Warrants were as follows at June 30, 2022 and December 31, 2021:

	June 30,	December 31,
Input	2022	2021
Risk-free interest rate	2.97%	1.19%
Effective expiration date	12/21/2025	7/23/2026
Dividend yield	0.00%	0.00%
Expected volatility	3.5%	12.1%
Exercise price	$11.50	$11.50
Unit Price	$9.79	$9.71

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

As of June 30, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants were $0.01 million and $0.12 million, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months and six months ended June 30, 2022:

Private Placement
Warrant Liability
Fair value as of December 31, 2021	$119,375
Change in valuation inputs or other assumptions	(104,692)
Fair value as of June 30, 2022	$14,683

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months and six months ended June 30, 2021:

	Private Placement	Public
	Warrant Liability	Warrant Liability
Fair value as of January 31, 2021	$—	$—
Issuance of warrants on March 8, 2021 (IPO)	179,113	6,675,000
Issuance of warrants on March 12, 2021 (Over Allotment)	7,565	378,250
Change in valuation inputs or other assumptions	(12,585)	(475,500)
Fair value as of March 31, 2021	$174,093	$6,577,750
Change in valuation inputs or other assumptions	79,705	3,011,500
Transfers out of Level 3 to Level 1	—	(9,589,250)
Fair value as of June 30, 2021	$253,798	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three and six months ended June 30, 2022, there were no transfers from Level 3 measurements. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $9,589,250.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below,and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $2,107,560, which consists of change in fair value of warrant liability of $2,102,866 and interest earned on marketable securities held in Trust Account of $619,444, offset by unrealized loss on marketable securities held in the Trust Account of $151,612, a provision for income taxes of $152,697 and operating costs of $310,441.

For the six months ended June 30, 2022, we had a net income of $3,718,217, which consists of change in fair value of warrant liability of $4,060,279 and interest earned on marketable securities held in Trust Account of $676,360, offset by unrealized loss on marketable securities held in the Trust Account of $154,624, a provision for income taxes of $152,697 and operating costs of $711,101.

For the three months ended June 30, 2021, we had a net loss of $3,228,493, which consists of operating costs of $161,221, change in fair value of warrant liability of $3,091,205, offset by a change in fair value of over-allotment liability of $12,598, and interest earned on marketable securities held in Trust Account of $11,335.

For the six months ended June 30, 2021, we had a net loss of $3,168,014, which consists of operating costs of $306,377, change in fair value of warrant liability of $2,603,120, warranty transactions costs of $402,827, offset by change in representative share transactions costs $68,476, Change in fair value of over-allotment liability $196,475, and interest earned on marketable securities held in Trust Account of $16,311.

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

For the six months ended June 30, 2022, cash used in operating activities was $399,787. Net income of $3,718,217 was affected by a change in fair value of warrant liability of $4,060,279 and interest earned on marketable securities held in the Trust Account of $676,360, and unrealized loss on marketable securities held in Trust Account of $154,624. Changes in operating assets and liabilities provided $464,011 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $537,580. Net loss of $3,168,014 was affected interest earned on marketable securities held in the Trust Account of $16,311, Change in fair value of over-allotment liability $196,475, change in fair value of warrant liability of $2,603,120, transaction costs allocable to representative shares of $68,476, and transaction costs allocable to warrant liabilities $402,827. Changes in operating assets and liabilities provided $231,203 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $317,547,246 (including approximately $521,736 of interest income and net unrealized loss) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2022, we had cash of $132,197. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,095,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Recent Accounting Standards

In August 2020. The FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 in January 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

We do not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 18, 2022, the Quarterly Report on Form 10-Q filed with the SEC on May 23, 2022, and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Risks Related to Our Business and Financial Position

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

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

General Risk Factors

The current economic downturn may lead to increased difficulty in completing our initial business combination.

Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

●	falling overall demand for goods and services, leading to reduced profitability;
●	reduced credit availability;
●	higher borrowing costs;
●	reduced liquidity;
●	volatility in credit, equity and foreign exchange markets; and
●	bankruptcies.

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtain financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Data File (the cover page XBRL tags are embedded within the iXBRL document).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: August 22, 2022	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 22, 2022	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)