Form 10-Q
period 2022-09-30
Property Solutions Acquisition Corp. II
filed 2022-11-18
CIK 1833235

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 18 2022, 3,334,749 units, each unit consisting of one share of Class A common stock and one-fourth of one warrant, 29,504,251 shares of Class A common stock, $0.0001 par value, and 7,925,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$10,582	$531,984
Prepaid expenses- Short-term	105,517	209,207
Total Current Assets	116,099	741,191

Prepaid expenses- Long-term	—	34,590
Marketable securities held in Trust Account	318,684,239	317,025,510
TOTAL ASSETS	$318,800,338	$317,801,291

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$222,028	$285,139
Income taxes payable	355,835	—
Total Current Liabilities	577,863	285,139

Warrant Liability	488,085	4,629,712
Deferred underwriting fee payable	11,095,000	11,095,000
Total Liabilities	11,985,498	16,009,851

Commitments

Class A common stock, $0.0001 par value, subject to possible redemption, 31,700,000 shares at redemption value of approximately $10.04 and $10.00 at September 30, 2022 and December 31, 2021, respectively	318,338,616	317,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,139,000 shares issued and outstanding (excluding 31,700,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	114	114
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,925,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	793	793
Additional paid-in capital	—	—
Accumulated deficit	(11,700,133)	(15,209,467)
Total Stockholders’ Deficit	(11,699,226)	(15,208,560)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$318,800,338	$317,801,291

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operational costs	$227,288	$313,026	$938,389	$619,403
Loss from operations	(227,288)	(313,026)	(938,389)	(619,403)

Other income:
Interest earned on marketable securities held in Trust Account	1,297,528	4,080	1,973,888	20,391
Unrealized gain on marketable securities held in Trust Account	181,283	—	26,659	—
Representative Share Transaction Costs	—	—	—	(68,476)
Change in fair value of overallotment liability	—	—	—	196,475
Change in fair value of warrant liability	81,348	4,230,070	4,141,627	1,626,950
Transaction costs allocable to warrant liability	—	—	—	(402,827)
Total other income, net	1,560,159	4,234,150	6,142,174	1,372,513

Income before provision for income taxes	1,332,871	3,921,124	5,203,785	753,110
Provision for income taxes	(203,138)	—	(355,835)	—
Net income	$1,129,733	$3,921,124	$4,847,950	$753,110

Basic and diluted weighted average shares outstanding, Class A Common stock	32,839,000	32,839,000	32,839,000	24,779,612

Basic and diluted net income per common share, Class A	$0.03	$0.10	$0.12	$0.02

Basic and diluted weighted average shares outstanding, Class B Common stock	7,925,000	7,925,000	7,925,000	7,820,696

Diluted net income per share, Class B Common stock	$0.03	$0.10	$0.12	$0.02

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	1,139,000	$114	7,925,000	$793	$—	$(15,209,467)	$(15,208,560)

Net income	—	—	—	—	—	1,610,657	1,610,657

Balance — March 31, 2022	1,139,000	114	7,925,000	793	$—	(13,598,810)	(13,597,903)

Remeasurement to amount subject to redemption	—	—	—	—	—	(265,640)	(265,640)

Net income	—	—	—	—	—	2,107,560	2,107,560

Balance — June 30, 2022	1,139,000	114	7,925,000	793	—	(11,756,890)	(11,755,983)

Remeasurement to amount subject to redemption	—	—	—	—	—	(1,072,976)	(1,072,976)

Net income	—	—	—	—	—	1,129,733	1,129,733

Balance — September 30, 2022	1,139,000	$114	7,925,000	$793	$—	$(11,700,133)	$(11,699,226)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(1,540)	$23,460

Sale of 839,000 Private Placement Units	839,000	84	—	—	8,203,648	—	8,203,732

Issuance of Representative Shares	300,000	30	—	—	2,999,970	—	3,000,000

Forfeiture of Founder Shares	—	—	(700,000)	(70)	70	—	—

Remeasurement to amount subject to redemption	—	—	—	—	(11,227,825)	(16,690,878)	(27,918,703)

Net loss	—	—	—	—	—	(396,332)	(396,332)

Balance — March 31, 2021	1,139,000	114	7,925,000	793	—	(17,088,750)	(17,087,843)

Net loss	—	—	—	—	—	(2,899,681)	(2,899,681)

Balance – June 30, 2021	1,139,000	$114	7,925,000	$793	$—	$(19,988,431)	$(19,987,524)

Net income	—	—	—	—	—	3,921,124	3,921,124

Balance – September 30, 2021	1,139,000	$114	7,925,000	$793	$—	$(16,067,307)	$(16,066,400)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROPERTY SOLUTIONS ACQUISITION CORP. II

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,847,950	$753,110
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,973,888)	(20,391)
Unrealized gain on marketable securities held in Trust Account	(26,659)	—
Change in fair value of warrant liability	(4,141,627)	(1,626,950)
Change in fair value of over-allotment liability	—	(196,475)
Transaction costs allocable to representative shares	—	68,476
Transaction costs allocable to warrant liabilities	—	402,827
Changes in operating assets and liabilities:
Prepaid expenses	138,280	(311,182)
Accrued expenses	(63,111)	191,548
Income taxes payable	355,835	—
Net cash used in operating activities	(863,220)	(739,037)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(317,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	341,818	—
Net cash provided by (used in) investing activities	341,818	(317,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	310,660,000
Proceeds from sale of Private Placement Units	—	8,390,000
Proceeds from issuance of Representative Shares	—	870
Repayment of promissory note-related party	—	(200,000)
Payment of offering costs	—	(634,441)
Net cash provided by financing activities	—	318,216,429

Net Change in Cash	(521,402)	477,392
Cash — Beginning of period	531,984	165,000
Cash — End of period	$10,582	$642,392

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$358,417
Initial classification of Public Warrants	$—	$7,053,250
Initial classification of Private Warrants	$—	$186,678
Initial classification of over-allotment liability	$—	$294,078
Deferred underwriting fee payable	$—	$11,095,000
Forfeiture of Founder Shares	$—	$(70)
Remeasurement of common stock subject to possible redemption	$1,338,616	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $10,582 in its operating bank accounts and working capital deficit of $76,141, when accounting for the Company’s ability to use interest income to pay towards tax liabilities.

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

SEPTEMBER 30, 2022

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of December 31, 2021, Management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company did not record a liability related to the underwriter’s option to exercise their over-allotment. Additionally, the Company did not appropriately apply the correct equity presentation or allocation of offering costs related to the Company’s issued representative shares, furthermore, the Company has revised operating costs for the nine months ended September 30, 2021, due to a reclassification of legal expenses between quarters. These errors were recorded and presented within the financial statements as of December 31, 2021. This revision note is presenting the changes from the previously reported balances to the adjusted balances as of and for the nine months ended September 30, 2021 for comparative purposes of these condensed financial statements. These errors resulted in an adjustment to the net income.

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
Statement of Operations for the Nine Months Ended September 30, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$196,475	$196,475
Transaction costs allocable to representative shares	$—	$(68,476)	$(68,476)
Net Loss	$625,111	$127,999	$753,110

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	As Previously
Statement of Stockholders’ Deficit for the Nine Months Ended September 30, 2021	Reported	Adjustment	As Revised
Issuance of representative shares	870	2,999,130	3,000,000
Remeasurement to amount subject to redemption	(24,791,574)	3,127,129	$(27,918,703)
Net loss	$625,111	$127,999	$753,110

	As Previously
Statement of Cashflows for the Nine Months Ended September 30, 2021	Reported	Adjustment	As Revised
Change in fair value of over-allotment liability	$—	$(196,475)	$(196,475)
Transaction costs allocable to representative shares	$—	$68,476	$68,476
Net loss	$625,111	$127,999	$753,110
Initial classification of over-allotment Liability	$—	$294,708	$294,078

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 18, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$317,000,000
Less:
Proceeds allocated to Public Warrants	(7,053,250)
Class A common stock issuance costs	(20,865,453)
Plus:
Remeasurement to amount subject to redemption	27,918,703
Class A common stock subject to possible redemption, December 31, 2021	317,000,000
Plus:
Remeasurement to amount subject to redemption	1,338,616
Class A common stock subject to possible redemption, September 30, 2022	$318,338,616

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 15.24% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 6.84% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, and the valuation allowance on the deferred tax assets.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 8,134,750 Class A common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$910,100	$219,633	$3,158,811	$762,313	$3,905,452	$942,498	$572,441	$180,669
Denominator:
Basic and diluted weighted average ordinary share outstanding	32,839,000	7,925,000	32,839,000	7,925,000	32,839,000	7,925,000	24,779,612	7,820,696
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.10	$0.10	$0.12	$0.12	$0.02	$0.02

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 in January 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

The transfer of the Founders Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The value of the transferred Founders Shares on the grant date of February 18, 2021 was $6.91 per share for a total aggregate value of $373,140. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

Administrative Services Agreement

The Company agreed, commencing on March 3, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s executive officers a total of $10,000 per month for office space and general and administrative services. For the three months and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 in fees for these services, respectively, of which $10,000 of such amount is included in accrued expenses in the accompanying balance sheets. For the three months and nine months ended September 30, 2021, the Company incurred $30,000 and $70,000 in fees for these services, respectively. As of December 31, 2021 there was $10,000 of such fees included in accounts payable and accrued expenses.

Promissory Note — Related Party

On November 10, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021, (ii) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. As of September 30, 2022 and December 31, 2021, there was no amount outstanding under the Promissory Note. The outstanding amount of $200,000 was repaid at the closing of the Initial Public Offering on March 8, 2021.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into units of the post Business Combination entity at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2022 or December 31, 2021, no amounts have been withdrawn or are outstanding relating to these Working Capital Loans.

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

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 8, 2021, there were no shares of preferred stock issued or outstanding. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock — The Company is authorized to issue up to 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 32,839,000 shares of Class A common stock issued and outstanding, including 31,700,000 Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 7,925,000 shares of common stock issued and outstanding.

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

SEPTEMBER 30, 2022

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$318,684,239	$317,025,510

Liabilities:
Warrant Liability - Private Placement Warrants	3	$12,585	$119,375
Warrant Liability - Public Warrants	1	$475,500	$4,510,337

The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022 is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurement of the Private Placement Warrants was calculated using a Black Scholes model which is considered a Level 3 measurement.

The key inputs into the binomial lattice model for the Private Placement Warrants were as follows at September 30, 2022 and December 31, 2021:

	September 30,	December 31,
Input	2022	2021
Risk-free interest rate	4.12%	1.19%
Effective expiration date	06/06/2024	7/23/2026
Dividend yield	0.00%	0.00%
Expected volatility	6.4%	12.1%
Exercise price	$11.50	$11.50
Unit Price	$9.81	$9.71

As of September 30, 2022 and December 31, 2021, the aggregate values of the Private Placement Warrants were $0.01 million and $0.12 million, respectively.

PROPERTY SOLUTIONS ACQUISITION CORP. II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months and nine months ended September 30, 2022:

Private Placement
Warrant Liability
Fair value as of December 31, 2021	$119,375
Change in fair value	(50,471)
Fair value as of March 31, 2022	68,904
Change in fair value	(54,221)
Fair value as of June 30, 2022	14,683
Change in fair value	(2,098)
Fair value as of September 30, 2022	$12,585

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months and nine months ended September 30, 2021:

	Private Placement	Public
	Warrant Liability	Warrant Liability
Fair value as of January 1, 2021	$—	$—
Issuance of warrants on March 8, 2021 (IPO)	179,113	6,675,000
Issuance of warrants on March 12, 2021 (Over Allotment)	7,565	378,250
Change in fair value	(12,585)	(475,500)
Fair value as of March 31, 2021	174,903	6,577,750
Change in fair value	79,705	3,011,500
Transfer from Level 3 to Level 1	—	(9,589,250)
Fair value as of June 30, 2021	253,798	—
Change in fair value	(109,070)	—
Fair value as of September 30, 2021	$144,728	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. For the three and nine months ended September 30, 2022, there were no transfers from Level 3 measurements. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $9,589,250.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 29, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below,and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,129,733, which consists of change in fair value of warrant liability of $81,348, interest earned on marketable securities held in Trust Account of $1,297,528 and unrealized gain on marketable securities held in the Trust Account of $181,283, offset by a provision for income taxes of $203,138 and operating costs of $227,288.

For the nine months ended September 30, 2022, we had a net income of $4,847,950, which consists of change in fair value of warrant liability of $4,141,627, interest earned on marketable securities held in Trust Account of $1,973,888 and unrealized gain on marketable securities held in the Trust Account of $26,659, offset by a provision for income taxes of $355,835 and operating costs of $938,389.

For the three months ended September 30, 2021, we had a net income of $3,921,124, which consists of change in fair value of warrant liability of $4,230,070 and interest earned on marketable securities held in Trust Account of $4,080, offset by operating costs of $313,026.

For the nine months ended September 30, 2021, we had a net income of $753,110, which consists of change in fair value of warrant liability of $1,626,950 and interest earned on marketable securities held in Trust Account of $20,391, offset by transaction related to warrant liability of $402,827, representative share transaction costs of $68,476, change in fair value of over-allotment liability of $196,475 and operating cost of $619,403.

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

For the nine months ended September 30, 2022, cash used in operating activities was $863,220. Net income of $4,847,950 was affected by a change in fair value of warrant liability of $4,141,627 and interest earned on marketable securities held in the Trust Account of $1,973,888, and unrealized loss on marketable securities held in Trust Account of $26,659. Changes in operating assets and liabilities provided $431,004 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $739,037. Net income of $753,110 was affected by transaction costs allocated to warrants of $402,827, change in fair value of warrant liability of $1,626,950, representative share transaction costs of $68,476, change in fair value of over-allotment liability of $196,475 and interest earned on marketable securities held in the Trust Account of $20,391. Changes in operating assets and liabilities used $119,634 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $318,684,239 (including approximately $1,684,239 of interest income and net unrealized loss) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have withdrawn an amount of $341,818 under interest earned from the Trust Account to pay income tax obligations.

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

As of September 30, 2022, we had cash of $10,582. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt –debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 in January 2022. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accounting for accruals. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities, related accounting standards and accounting for accruals. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on April 18, 2022 and the risk factors set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not currently known to us or that we currently deem immaterial may also impair our business or results of operations. You should review the risk factors below for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which among other things, beginning in 2023, will impose a 1% excise tax on any domestic corporation that repurchases or buybacks public company stock after December 31, 2022 (the “Excise Tax”). The company is assessing the potential impact of the Act.

The total taxable value of shares repurchased is reduced by the fair market value of and newly issued shares during the taxable year. Because we are a Delaware corporation and our securities trade on Nasdaq, we may be deemed a “covered corporation” within the meaning of the IRA. Redemption rights are ubiquitous to nearly all SPACs. Shareholders have the ability to require the SPAC to repurchase their shares prior to the merger in what is known as a redemption right, essentially getting their money back. There are two possible scenarios in which redemption rights come into play. First, they can be exercised by the shareholders themselves because they are exiting the transaction, or second, they can be triggered because the SPAC did not find a target with which to merge. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. Issuances of securities in connection with our initial business combination transaction (including any PIPE transaction at the time of our initial business combination) are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Moreover, the fair market value of any stock redeemed may exceed the fair market value of any stock issued. Consequently, Excise Tax may reduce the amount of cash we have available to complete a business combination and may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. The Company will continue to assess the potential impact of the IR Act and the impact on SPACs.

Risks Related to Our Proposed Initial Business Combination

We may hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation.

With respect to the regulation of special purpose acquisition companies like the Company (“SPACs”), on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

PROPERTY SOLUTIONS ACQUISITION CORP. II

Date: November 18, 2022	By:	/s/ Jordan Vogel
	Name:	Jordan Vogel
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2022	By:	/s/ Aaron Feldman
	Name:	Aaron Feldman
	Title:	Co-Chief Executive Officer
(Principal Financial and Accounting Officer)